Form 10-K405
period 1997-12-31
BLOCK MORTGAGE FINANCE ASSET BACKED CERTIFICATES SER 1997-2
filed 1998-03-31
CIK 1043256

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the fiscal year ended December 31, 1997

                       Commission File Number 333-14041-02

                TRUST CREATED BY BLOCK MORTGAGE FINANCE, INC.

                (under a Pooling and Servicing Agreement dated as of July 1, 1997, which Trust is the issuer of Block Mortgage Finance Asset Backed
                          Certificates, Series 1997-2)

                            ---------------------

            (Exact name of Registrant as specified in its Charter)

      New York                                            33-0770716
State or other jurisdiction of                      (I.R.S. Employer of
incorporation or organization                       Identification No.)

Bankers Trust Company of California, N.A.
3 Park Plaza, 16th Floor
Irvine, California
Attention: Block Mortgage Finance Asset Backed
           Certificates, Series 1997-2    92614
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (714) 253-7575

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(q) of the Act: Not applicable.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229, 405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

      Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997: Not applicable.

      Number of shares of common stock as of December 31, 1997: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.    BUSINESS.

      The Registrant issued Asset Backed Certificates, Series 1997-2 (the "Securities") pursuant to a Pooling and Servicing Agreement dated as of July 1, 1997 (the "Cut-off Date") among Block Mortgage Finance, Inc., as Depositor, Block Financial Corporation, as Master Servicer, Companion Mortgage Corporation, as Seller, and Bankers Trust Company of California, N.A., as Trustee. The assets of the Trust consist primarily of a pool of fixed rate and adjustable rate mortgage loans (the "Mortgage Loans") having an aggregate principal balance as of the Cut-off Date of approximately $215,000,031.77. The Mortgage Loans are secured by one- to four-family residential properties (each, a "Mortgaged Property"). Certificateholders receive monthly Statements to Certificateholders regarding distributions.

      Further information with respect to the performance of the Trust is summarized in the monthly Statements to Certificateholders, which are filed on Form 8-K.

ITEM 2.    PROPERTIES.

      Information regarding the Mortgaged Properties securing the Mortgage Loans is set forth in the Prospectus Supplement and the monthly Statements to Certificateholders, which are filed on Form 8-K. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loans. As of February 25, 1998, the Trust did not hold title to any real estate.

ITEM 3.    LEGAL PROCEEDINGS.

      There are no material pending legal proceedings involving the Trust or, with respect to the Trust or the Mortgage Loans, the Trustee, the Master Servicer or the Depositor, other than ordinary routine litigation incidental to the Trustee's, the Servicer's or the Depositor's duties under the Pooling and Servicing Agreement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                     PART II

ITEM 5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
           MATTERS.

      The Registrant's Asset Backed Certificates, Series 1997-2 represent non-recourse obligations of the Trust, such Trust having assets which consist of the Mortgage Loans. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's Asset Backed Certificates, Series 1997-2 Securities are treated as "common equity."

      (a)  Market   Information.   There  is  no  established  public  trading
           market for Registrant's Securities.

      (b) Certificateholders. The approximate number of registered holders of each class of Certificates as of January 31, 1998 is set forth below:

           Class                    Certificateholders
           -----                    ------------------
           A-1                             5
           A-2                            12
           A-3                             1
           A-4                             2
           A-5                             1
           A-6                             6
           R                               1

      (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distributions to Certificateholders is provided in the monthly Statements to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

ITEM 6.    SELECTED FINANCIAL DATA.

      Not Applicable. Because of the limited activities of the Trust, information with respect to the performance of the Trust is summarized in the monthly Statements to Certificateholders, which are filed on a monthly basis on Form 8-K. However, certain selected aggregate information with respect to the Trust for 1997 is filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Not Applicable. The information required by Item 303 of Regulation S-K is not meaningful in light of the nature of the Trust. Information concerning the Mortgage Loans and distributions to the Certificateholders is contained in the monthly Statements to Certificateholders which are filed on Form 8-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Not applicable. The Trust does not engage in the types of transactions required to be disclosed under this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Not Applicable. Information with respect to the Trust is contained in the monthly Statements to Certificateholders filed on a monthly basis on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

      Not Applicable.  The Trust does not have officers or directors.

ITEM 11.   EXECUTIVE COMPENSATION.

      Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      (a) Security ownership of certain beneficial owners. Not Applicable. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust.

      (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors.

      (c) Changes in control. Not Applicable. Because Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust,
           other  than  with   respect  to  certain   required   consents   to
           amendments to the Pooling and Servicing Agreement and the ability to act as a group in the event of the occurrence of certain events which if continuing would constitute events of default under the Pooling and Servicing Agreement, the information requested with respect to Item 403(c) of Regulation S-K is inapplicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not Applicable. The Trust does not have officers or directors and under the Pooling and Servicing Agreement governing the Trust. In addition, the Registrant does not have knowledge of any transaction required to be disclosed by Items 404(a)(3) or (a)(4) of Regulation S-K.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following is a list of documents filed as part of this report:


           EXHIBITS

      4.1 Pooling and Servicing Agreement dated as of July 1, 1997 (hereby incorporated herein by reference as Exhibit 4 to Depositor's Current Report on Form 8-K dated July 29, 1997).

      99.1 Master Servicer Annual Officer's Certificate dated March 31, 1998.

      99.2 Report of Independent Accountants pertaining to NF Investments, Inc., dated February 16, 1998.

      99.3 Report of Independent Accountants pertaining to Companion Servicing Company, L.L.C., dated February 13, 1998.

      99.4 Independent Accountant's Report pertaining to Option One Mortgage Corporation, dated October 7, 1997.

      99.5 Aggregate Information from Statements to Certificateholders Relating to 1997 Distributions to Holders of Block Mortgage Finance Asset Backed Certificates, Series 1997-2.

      99.6 Consolidated financial statements of MBIA Insurance Corporation and its subsidiaries as of December 31, 1997 and 1996 and for the three years ended December 31, 1997 (hereby incorporated hereto by reference to the Annual Report on Form 10-K of MBIA Inc.for the year ended December 31, 1997 under Commission file number 001-09583).

      (b)  Reports on Form 8-K

           Current Report on Form 8-K dated October 27, 1997 (filing monthly Statement to Certificateholders)

           Current Report on Form 8-K dated November 25, 1997 (filing monthly Statement to Certificateholders)

           Current Report on Form 8-K dated December 26, 1997 (filing monthly Statement to Certificateholders)

      (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

      (d)  Not  Applicable.   The  Trust  does  not  have  any  subsidiaries  or
           affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

                   SUPPLEMENTAL INFORMATION TO BE FURNISHED
                 WITH REPORTS FILED PURSUANT TO SECTION 15(D)
                   BY REGISTRANTS WHICH HAVE NOT REGISTERED
                 SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      No Annual report, proxy statement, form of proxy or other soliciting material has been sent to Security Holders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Block Financial Corporation, not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to
           Section 8.17 of the Pooling and Servicing Agreement dated as of July 1, 1997.


                By: /S/ Frank L. Salizzoni
                    --------------------------------
                Name:  Frank L. Salizzoni
                       -----------------------------
                Title:  President
                       -----------------------------

Date: March 31, 1998

                                  EXHIBIT INDEX

EXHIBIT         DOCUMENT


      4.1  Pooling and  Servicing  Agreement  dated as  of July 1, 1997  (hereby
           incorporated  herein  by  reference  as  Exhibit  4  to   Depositor's
           Current  Report on Form 8-K dated July 29, 1997).

      99.1 Master Servicer Annual Officer's Certificate dated March 31, 1998.

      99.2 Report of Independent Accountants pertaining to NF Investments, Inc., dated February 16, 1998.

      99.3 Report of Independent Accountants pertaining to Companion Servicing Company, L.L.C., dated February 13, 1998.

      99.4 Independent Accountant's Report pertaining to Option One Mortgage Corporation, dated October 7, 1997.

      99.5 Aggregate Information from Statements to Certificateholders Relating to 1997 Distributions to Holders of Block Mortgage Finance Asset Backed Certificates, Series 1997-2.

      99.6 Consolidated financial statements of MBIA Insurance Corporation and its subsidiaries as of December 31, 1997 and 1996 and for the three years ended December 31, 1997 (hereby incorporated hereto by reference to the Annual Report on Form 10-K of MBIA Inc.for the year ended December 31, 1997 under Commission file number 001-09583).